Form 10-Q
period 2011-03-31
BLUEDATA Corp
filed 2011-05-16
CIK 1511863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No.    000-54281

BLUEDATA CORPORATION
(Exact Name of Registrant As Specified In Its Charter)

Delaware	27-4346830
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2700 Gateway Centre Blvd, Morrisville, NC 27560
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code            (919-882-0200)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, as of May 16, 2011, was 1,000,000.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Report that do not relate to present or historical conditions are called “forward-looking statements.”  Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions.  Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” “could,” “will” and similar expressions are intended to identify forward-looking statements.  Our ability to predict projected results or the effect of events on our operating results is inherently uncertain.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at which, or by which, such performance or results will be achieved.  Important factors that could cause actual performance or results to differ materially from those expressed in, or implied by, forward-looking statements include, but are not limited to:  (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our risks associated with the acquisition and the integration of assets or businesses we intend to acquire, (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) success in retaining or recruiting officers, directors and employees, and (vi) other factors described in “Risk Factors” below.

Forward-looking statements speak only as of the date the statements are made.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws.  If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I		1

ITEM 1	FINANCIAL STATEMEMENTS	1

Condensed Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)		1

Condensed Statements of Operations for the Three Months Ended March 31, 2011 and for the Period from Inception (December 20, 2010) through March 31, 2011 (unaudited)		2

Condensed Statements of Changes in Stockholders’ (Deficit) for the Three Months Ended March 31, 2011 and for the Period from Inception (December 20, 2010) through March 31, 2011 (unaudited)		3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and for the Period from Inception (December 20, 2010) through March 31, 2011 (unaudited)		4

Notes to Condensed Financial Statements (unaudited)		5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	10

PART II		12

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4	OTHER INFORMATION	12

ITEM 5	EXHIBITS	12

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
MARCH 31, 2011
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$41	$500
Total assets	$41	$500

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$19,037	$4,383
Accrued expenses	5,350	17,856
Note payable - officers	29,711	24,761
Total current liabilities	54,098	47,000

Stockholders' deficiency
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized, and 1,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(55,057)	(47,500)
Total Stockholders’ deficiency	(54,057)	(46,500)
Total liabilities and Stockholders’ deficiency	$41	$500

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		Cumulative Totals
	For the Three	Since Inception
	Months Ended	(December 20, 2010
	March 31, 2011	to March 31, 2011)
Operating expenses
Start-up Cost	$-	$40,000
General and administrative	7,557	15,057

Net loss	$(7,557)	$(55,057)

Net loss per share - basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding - basic and diluted	1,000,000	1,000,000

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD DECEMBER 20, 2010 (DATE OF INCEPTION)
TO MARCH 31, 2011
(UNAUDITED)

			Deficit
			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance at December 20, 2010 (date of inception)	-	$-	$-	$-

Common stock issued	1,000,000	1,000	-	1,000

Net loss for the period	-	-	(47,500)	(47,500)
Balance at December 31, 2010	1,000,000	$1,000	$(47,500)	$(46,500)

Net loss for the period			(7,557)	(7,557)
Balance at March 31, 2011			$(55,057)	$(54,057)

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
AND FOR THE PERIOD DECEMBER 20, 2010 TO MARCH 31, 2010
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

		Cumulative Totals
	For the Three Months	Since Inception
	Ended	(December 20, 2010
	March 31, 2011	through March 31, 2011)

Cash flows from operating activities
Net loss	$(7,557)	$(55,057)
Changes in assets and liabilities
Accounts payable and accrued expenses	2,148	24,387
Net cash (used in) operating activities	(5,410)	(30,671)

Cash flows from financing activities
Proceeds of note payable - officers	4,950	29,711
Common stock issued	0	1,000
Net cash provided by financing activities	4,950	30,711

Net increase (decrease) in cash	(460)	41
Cash, beginning of period	500	0
Cash, end of period	$41	$41

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
BlueData Corporation (the “Company”) was incorporated under the laws of the state of Delaware on December 20, 2010.  The Company elected its fiscal year ending on December 31.  The Company is a development stage company that has not engaged in any business operations, as defined in the Accounting Standards Codification 915, Development Stage Entities.  All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company was organized to serve as a vehicle for a business combination through a merger, stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business which desires to utilize the Company’s status as a reporting company under the Securities Exchange Act of 1934, as amended.

Basis of Presentation

The condensed interim financial statements contain unaudited information as of March 31, 2011 and for the cumulative period December 20, 2010 (inception) through March 31, 2011.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2010, included in our registration statement on Form 10 filed with the SEC that became effective on April 24, 2011 (File No. 000-54281). In the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Start-up Cost
The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15.  Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Income Taxes
The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  As a result of the initial year’s incurred loss, and the first quarter 2011 loss, the deferred tax asset (net operating loss) has been fully reserved.

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period December 20, 2010 (date of inception) to March 31, 2011, and has an accumulated deficit of $55,057 as of March 31, 2011.  The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cashflow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination, if at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - RELATED PARTY TRANSACTIONS

During the period from December 20, 2010 (inception) through March 31, 2011, the Company incurred start-up costs totaling $40,000. Of these amounts $29,711 has been paid by drawing on a note to the officers of the Company and is included in note payable – officers.

4 - NOTE PAYABLE - OFFICERS

On January 11, 2011, the Company entered into a Demand Grid Promissory Note Agreement with the officers of the Company for up to $100,000.  On April 6, 2011 and April 27, 2011, the Company entered into an Amended and Restated Grid Note with the officers of the Company which increased the borrowings from up to $100,000 to up to $250,000.  The maturity date of the note was also amended to June 30, 2012.  Payment on the Amended and Restated Grid Note includes interest payable annually (on each anniversary of the date of the issuance of the note) at a fixed rate of 5% with a balloon principal payment due at maturity along with any accrued and unpaid interest. Interest is accrued but will not be paid until such time as cash is available. This note is for payment of advances made by the officers for expenses of the Company.  Advances that were made by the officers on March 31, 2011 amounted to $29,711.

5-  SUBSEQUENT EVENT

See Note 4, in connection with the Amended and Restated Grid Note.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
General

The Company was incorporated in the State of Delaware on December 20, 2010.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of this Quarterly Report on Form 10-Q.  We have no full-time employees and do not own or lease any property.

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination through a merger, stock exchange, acquisition of assets or other similar business combination (a “Business Combination”) with a company which desires to have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We cannot estimate the time that it will take to effectuate a Business Combination.  It could be time consuming, possibly in excess of many months or years.  Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all.  We might identify and effectuate a Business Combination with a target business that proves to be unsuccessful for any number of reasons, many of which can not currently be known due to the fact that the target business is not identified at this time.  If this occurs, the Company and its stockholders might not realize any type of profit.

Liquidity

To date, we have funded our operations through loans from our officers pursuant to that certain Second Amended and Restated Grid Note, dated as of April 27, 2011, made by the Company in favor of Kenneth Bloom and Deborah Bloom (the “Lenders”), in the principal amount of up to $250,000 (the “Promissory Note”).   Advances under the Promissory Note are payable on June 30, 2012.  Interest on the unpaid principal balance of the Promissory Note is payable annually in arrears at a rate of 5% per annum.  Under the terms of the Promissory Note, the Company may, in its discretion, call on the Lenders to provide additional funds necessary to cover the operating costs of the Company.  In light of the fact that the Lenders are the Company’s only stockholders and serve as its executive officers and directors, the Company may decide not to call on the Lenders to provide additional funds if the Lenders make a determination that the Company’s current prospects do not warrant further funding.

The directors and officers of the Company will analyze potential Business Combinations at no cost to the Company.  However, the Company will incur costs associated with filing Exchange Act reports, identifying target businesses and analyzing and negotiating the terms of potential Business Combinations.  Our management anticipates that out-of-pocket expenses will be approximately $30,000 to $40,000 annually to file its Exchange Act reports prior to the completion of a Business Combination and $75,000 to $100,000 to identify target businesses and to analyze and negotiate the terms of potential Business Combinations.  It is expected that the amounts available to the Company under the Promissory Note will be sufficient to fund the Company’s operations for at least the next 12 months.

Capital Resources

Management and our stockholders expect to fund the Company’s operating expenses, including any out of pocket expenses that may be incurred in connection with due diligence activities and a Business Combination, through further loans, as and when necessary, in accordance with the terms of the Promissory Note.   To the extent the funds available pursuant to the Promissory Note are not sufficient to satisfy the Company’s cash requirements, the Company may seek funding from external sources unaffiliated with the Company, which may include additional debt or equity infusions.  The Company expects the amounts due under the Promissory Note to be repaid from cash flow generated from operations following the completion of a Business Combination.  If a Business Combination is not completed prior to the maturity date of the Promissory Note, or the cash flow from operations is insufficient to make the payments on the Promissory Note as they become due, the Lenders may either extend the payment terms, forgive the debt or treat the debt as an equity contribution.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable target business, to conduct effective due diligence as to any target business or to consummate a Business Combination.

Results of Operations

Since our inception, we have not engaged in any activities other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of this Quarterly Report on Form 10-Q.  We have not generated any revenues to date.  We do not expect to engage in any activities, other than seeking to identify a target business, unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.  Because we have not engaged in any operating activity, inflation has not had, and we do not currently expect it to have, any material effect on our net sales, revenues or income from continuing operations.

Our Business and Our Plan of Operation

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  In addition, the Company, based on proposed business activities, will be deemed to be a “blank check” company, which the Securities and Exchange Commission (the “SEC”) defines as any development stage company that is issuing a penny stock within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

As a shell company, we face risks inherent in the identification and investigation of potential target businesses with which to consummate a Business Combination as well as the uncertainties of finalizing a Business Combination with any target business we may identify.  Further, as a “development stage” or “start-up” company, we face all of the unforeseen costs, expenses, problems and difficulties related to such companies, including whether we will continue as a going concern entity for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure not required by a “smaller reporting company.”

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Disclosure not required of a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no recent sales of unregistered securities to the general public.

(a) Recent Sales of Unregistered Securities

On December 20, 2010, the Company sold 500,000 shares of its common stock, par value $0.001 per share, to each of Kenneth Bloom and Deborah Bloom, the Company’s founders, only stockholders, officers and directors.  The Common Stock was sold for its par value, $0.001 per share, and the purchase price was paid in cash.  There were no underwriters and no commissions or discounts were paid.  The total consideration of $1,000 was used to partially fund the Company’s start up costs.  The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

 Initial Public Offering and Use of Proceeds from Sales of Registered Securities

 None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. Other Information.

 None.

Item 5. Exhibits.

Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEDATA CORPORATION

By:	/s/ Kenneth A. Bloom	By:	/s/ Deborah A. Bloom
	Kenneth A. Bloom		Deborah A. Bloom
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 15, 2011