Form 10-Q
period 2011-06-30
BLUEDATA Corp
filed 2011-08-05
CIK 1511863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.    000-54281

BLUEDATA CORPORATION
(Exact Name of Registrant As Specified In Its Charter)

Delaware	27-4346830
(State or Other Jurisdiction Of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2700 Gateway Centre Blvd, Morrisville, NC 27560
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code            (919-882-0200)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, as of August 5, 2011, was 1,000,000.

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

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I	FINANCIAL INFORMATION	1

ITEM 1	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	1

	Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and for the Period from Inception (December 20, 2010) through June 30, 2011 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) for the Period from Inception (December 20, 2010) through June 30, 2011 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and for the Period from Inception (December 20, 2010) through June 30, 2011 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	12

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$404	$500
Total assets	$404	$500

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$20,462	$4,383
Accrued expenses	5,854	17,856
Note payable - officers	44,311	24,761
Total current liabilities	70,627	47,000

Stockholders' deficiency
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized, and 1,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(71,223)	(47,500)
Total Stockholders’ deficiency	(70,223)	(46,500)
Total liabilities and Stockholders’ deficiency	$404	$500

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

			Cumulative Totals
	For the Three	For the Six	Since Inception
	Months Ended	Months Ended	(December 20, 2010
	June 30, 2011	June 30, 2011	to June 30, 2011)
Operating expenses
Start-up cost	$-	$-	$40,000
General and administrative	16,166	23,723	31,223

Net loss	$(16,166)	$(23,723)	$(71,223)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$

Weighted average common shares outstanding - basic and diluted	1,000,000	1,000,000

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD DECEMBER 20, 2010 (DATE OF INCEPTION)
TO JUNE 30, 2011
(UNAUDITED)

			Deficit
			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance at December 20, 2010 (date of inception)	-	$-	$-	$-

Common stock issued	1,000,000	1,000	-	1,000

Net loss for the period	-	-	(47,500)	(47,500)
Balance at December 31, 2010	1,000,000	$1,000	$(47,500)	$(46,500)

Net loss for the period			(23,723)	(23,723)
Balance at June 30, 2011	1,000,000	$1,000	$(71,223)	$(70,223)

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
AND FOR THE PERIOD DECEMBER 20, 2010 TO JUNE 30, 2011
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

		Cumulative Totals
		Since Inception
	For the Six Months	(December 20, 2010
	Ended	through
	June 30, 2011	June 30, 2011)

Cash flows from operating activities
Net loss	$(23,723)	$(71,223)
Changes in assets and liabilities
Accounts payable and accrued expenses	4,077	26,316
Net cash (used in) operating activities	(19,646)	(44,907)

Cash flows from financing activities
Proceeds of note payable - officers	19,550	44,311
Common stock issued	–	1,000
Net cash provided by financing activities	19,550	45,311

Net increase (decrease) in cash	(96)	404
Cash, beginning of period	500	–
Cash, end of period	$404	$404

See notes to condensed financial statements.

BLUEDATA CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

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

Basis of Presentation

The condensed interim financial statements contain unaudited information as of June 30, 2011 and for the cumulative period December 20, 2010 (inception) through June 30, 2011.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2010, included in our registration statement on Form 10 filed with the SEC that became effective on April 24, 2011 (File No. 000-54281). In the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  As a result of the initial year’s incurred loss, and the first and second quarter 2011 loss, the deferred tax asset (net operating loss) has been fully reserved.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Recent Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December is, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December is, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December is, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments to Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively, For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December is, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December is, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period December 20, 2010 (date of inception) to June 30, 2011, and has an accumulated deficit of $71,223 as of June 30, 2011.  The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination, if at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - RELATED PARTY TRANSACTIONS

During the period from December 20, 2010 (date of inception) through June 30, 2011, the Company incurred expenses totaling $71,223. Of these amounts, $44,311 has been paid by drawing on a note to the officers of the Company and is included in note payable – officers.

4 - NOTE PAYABLE - OFFICERS

On January 11, 2011, the Company entered into a Demand Grid Promissory Note Agreement with the officers of the Company for up to $100,000.  On April 6, 2011 and April 27, 2011, the Company entered into an Amended and Restated Grid Note with the officers of the Company which increased the available borrowings from up to $100,000 to up to $250,000.  The maturity date of the note was also amended to June 30, 2012.  Payment on the Amended and Restated Grid Note includes interest payable annually (on each anniversary of the date of the issuance of the note) at a fixed rate of 5% with a balloon principal payment due at maturity along with any accrued and unpaid interest. Interest is accrued but will not be paid until such time as cash is available. This note is for payment of advances made by the officers for expenses of the Company.  Advances that were made by the officers on June 30, 2011 amounted to $44,311.

 5-  SUBSEQUENT EVENT

On July 22, 2011 the officers of the Company advanced $20,500 to the Company. Advances to the Company at July 22, 2011 total $64,811.

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

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination through a merger, stock exchange, acquisition of assets or other similar business combination (a “Business Combination”) with a company which desires to have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We cannot estimate the time that it will take to effectuate a Business Combination.  It could be time consuming, possibly in excess of many months or years.  Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all.  We might identify and effectuate a Business Combination with a target business that proves to be unsuccessful for any number of reasons, many of which cannot currently be known due to the fact that the target business is not identified at this time.  If this occurs, the Company and its stockholders might not realize any type of profit.

Liquidity

To date, we have funded our operations through loans from our officers pursuant to that certain Second Amended and Restated Grid Note, dated as of April 27, 2011, made by the Company in favor of Kenneth Bloom and Deborah Bloom (the “Lenders”), in the principal amount of up to $250,000 (the “Promissory Note”).   Advances under the Promissory Note are payable on June 30, 2012 and currently amount to $44,311.  Interest on the unpaid principal balance of the Promissory Note is payable annually in arrears at a rate of 5% per annum.  Under the terms of the Promissory Note, the Company may, in its discretion, call on the Lenders to provide additional funds necessary to cover the operating costs of the Company.  In light of the fact that the Lenders are the Company’s only stockholders and serve as its executive officers and directors, the Company may decide not to call on the Lenders to provide additional funds if the Lenders make a determination that the Company’s current prospects do not warrant further funding.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the year ended December 31, 2010. The Company has relied upon loans from its offcers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

Recent Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December is, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December is, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December is, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments to Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively, For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December is, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December is, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

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

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 5, 2011