Form 10-K
period 2011-12-31
BLUEDATA Corp
filed 2012-03-30
CIK 1511863

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

BLUEDATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-4346830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2700 Gateway Centre Blvd, Suite 600

Morrisville, NC 27560

(Address of principal executive offices)

E-Mail: bloom@visara.com

(Registrant’s telephone number, including area code)

Tel: (919) 882-0200

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2012, there were 1,000,000 shares of common stock, par value $.001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of BlueData Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

2

PART I

Item 1.    Business.

(a)   Business Development

BlueData Corporation (the “Company”) was incorporated in the State of Delaware on December 20, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company.

(b)  Business of Issuer

We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing of a Registration Statement on Form 10 and quarterly reports on Form 10-Q.  We have no full-time employees and do not own or lease any property.

We were organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We do not have any specific Business Combination under consideration. However, at some time in the future, Avenir Technologies, Inc. (“Avenir”) may be considered for a Business Combination. Avenir is a developer and seller of data center hardware and software products and is owned by the stockholders of the Company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable target.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective.  Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into Business Combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential Target Businesses with which we could effect a Business Combination, our ability to compete in effecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a Target Business.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers who have other business interests and are not obligated to devote any specific number of hours to our matters and each intends to devote only as much time as he or she deems necessary to our affairs. The amount of time they will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. The executive officers devote approximately 10%-15% of their time to identifying Target Businesses. Once a Target Business has been identified, it is anticipated that our management will devote up to 50% of their time to conducting diligence and negotiating the terms of the Business Combination. It is not currently possible to predict the amount of time our management will devote to the business of the Company following a Business Combination. Factors that will influence this determination will include whether the management of the Target Business remain actively involved following the Business Combination and whether Avenir is included in any Business Combination. Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently allocate more time to our affairs) than they would prior to locating a suitable Target Business. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, they will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 30, 2012, there are two holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividends

We have not paid any dividends on our Common Stock to date and do not intend to pay dividends prior to the completion of a Business Combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On December 20, 2010, the Company offered and sold 500,000 shares of Common Stock to Kenneth Bloom and 500,000 shares of Common Stock to Deborah Bloom in exchange for $1,000. All shares were considered issued at their par value ($0.001 per share). Dr. Bloom and Ms. Bloom are the Company’s only officers and directors. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

We relied upon Section 4(2) of the Securities Act for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors.

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records;

•	Access to all material contracts and documents relating to our operations;

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued shares without stockholder approval. Further, the Company’s Board of Directors has the ability to designate the relative rights and preferences of any shares of undesignated Preferred Stock the Company may issue in the future without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock. Any Business Combination effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of Common Stock held by the Company’s then existing stockholders. The Company’s existing stockholders could find their economic and voting rights diluted by the issuance of shares of Preferred Stock with dividend or liquidation preferences over Common Stock or greater voting rights than those afforded to the holders of the Company’s Common Stock. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was incorporated in the State of Delaware on December 20, 2010. We are a developmental stage company and have not generated any revenues to date. Since inception, we have not engaged in any business operations other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K. We have no full-time employees and do not own or lease any property.

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination through a merger, capital stock exchange, acquisition of assets or other similar business combination (a “Business Combination”) with a company which desires to have a class of securities registered under the Exchange Act. We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming, possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all. We might identify and effectuate a Business Combination with a Target Business that proves to be unsuccessful for any number of reasons, many of which cannot currently be known due to the fact that the Target Business is not identified at this time. If this occurs, the Company and its stockholders might not realize any type of profit.

Liquidity

On December 31, 2011 and 2010, we had minimal assets. We had total liabilities of $93,109 and $47,000 in 2011 and 2010, respectively.

To date, we have funded our operations through loans from our officers pursuant to that certain Third Amended and Restated Grid Note, dated as of September 30, 2011, made by the Company in favor of Kenneth Bloom and Deborah Bloom (the “Lenders”), in the principal amount of up to $250,000 (the “Promissory Note”). Advances under the Promissory Note, which are payable on September 30, 2012, amounted to $71,911 on December 31, 2011, and the Company has drawn additional advances under the Promissory Note in the amount of $8,350 since December 31, 2011. Interest on the unpaid principal balance of the Promissory Note is payable annually in arrears at a rate of 5% per annum. Under the terms of the Promissory Note, the Company may, in its discretion, call on the Lenders to provide additional funds necessary to cover the operating costs of the Company. In light of the fact that the Lenders are the Company’s only stockholders and serve as its executive officers and directors, the Company may decide not to call on the Lenders to provide additional funds if the Lenders make a determination that the Company’s current prospects do not warrant further funding.

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

Results of Operations

Since our inception, we have not engaged in any activities other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K. We have not generated any revenues to date. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects. Because we have not engaged in any operating activity, inflation has not had, and we do not currently expect it to have, any material effect on our net sales, revenues or income from continuing operations.

Results of Operations – Comparison This Year to Last Year

Losses associated with operations for the year ended December 31, 2011 aggregated $46,484, as compared to a loss of $47,500 for the period from inception (December 20, 2010) to December 31, 2010. Our expenses are primarily for professional services.

Our Business and Our Plan of Operation

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. In addition, the Company, based on proposed business activities, will be deemed to be a “blank check” company, which the SEC defines as any development stage company that is issuing a penny stock within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the year ended December 31, 2011. The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

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

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for financial reporting pursuant to the rules of the SEC.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current directors and executive officers are:

Name	Age	Position
Kenneth A. Bloom	63	CEO, President, Director
Deborah A. Bloom	63	CFO, Secretary, Director

Our board of directors oversees our business affairs and monitors the performance of our management. Our board of directors currently consists of two members. Each director and executive officer will hold office until his or her successor is duly elected and qualified, until his or her resignation or until he or she shall be removed in the manner provided for in our By-Laws. All officers serve at the discretion of the board of directors and are elected annually at the annual meeting of our board of directors held after each annual meeting of stockholders. Below are descriptions of the backgrounds of our current executive officers and directors and their principal occupation for at least the last five (5) years:

Kenneth A. Bloom. Dr. Bloom has been our CEO, President and Director since the Company was formed on December 20, 2010, and has extensive experience in the Target Industry. Since 2001, Dr. Bloom has been CEO and President of Avenir Technologies, Inc. (d/b/a Visara International), an unaffiliated company that provides hardware and software products for data centers using IBM mainframes, as well as support services for those products. During his tenure with Avenir, Dr. Bloom has been responsible for Avenir’s acquisition of substantially all of the assets of Visara International Inc., the successor company to the former systems division of Memorex-Telex Corporation. Dr. Bloom was a Vice President at FastComm Communications from 1999 to 2001, where he was responsible for day to day operations of the Mainframe Systems Division, which division was the former KG Data Systems that Dr. Bloom founded in 1990 and subsequently sold to FastComm. Prior to KG Data Systems Inc., Dr. Bloom held various management and technical positions with General Electric, Siemens and Data Switch Corporation. Dr. Bloom received bachelor and master degrees in electrical engineering and computer science, and a Ph.D. in engineering science, from Clarkson College of Technology in 1971, 1972 and 1974 respectively.

Deborah A. Bloom. Mrs. Bloom has been our CFO, Secretary and Director since the Company was formed on December 20, 2010, and has extensive financial and accounting experience. Mrs. Bloom has served as CFO of Avenir since December 2007. Mrs. Bloom is also the owner of The BloomTech Group, Inc., a financial consulting company she founded in 1993 that sells and supports accounting software for small to medium-sized companies in the U.S. and Canada. Mrs. Bloom is a Certified Public Accountant. She received a bachelor’s degree in mathematics from the State University of New York at Cortland in 1971, a master’s degree in education from Hofstra University in 1974 and an MBA in accounting from Hofstra University in 1981.

The cumulative business experience of Dr. Bloom and Mrs. Bloom was the most significant factor in determining that they should serve as directors of the Company. Dr. Bloom and Mrs. Bloom are the current directors of Avenir and have been involved in the ongoing business strategies of Avenir as well as other companies they have owned. They were involved with the acquisition of Visara International, Inc., which required careful business analysis to coordinate its successful combination with Avenir. Dr. and Mrs. Bloom’s prior business experience also was essential to the successful negotiation of the financing of Avenir’s acquisition of Visara International, Inc.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

Kenneth Bloom and Deborah Bloom are husband and wife.

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Since we have no significant employees, and only two individuals serve both as officers and directors, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.   Executive Compensation.

Our officers and directors do not receive any compensation for services rendered to the Company since inception, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. Until the Company acquires additional capital, it is not anticipated that any officer, director or any other person will receive compensation from the Company other than for reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officers and directors intend to devote very limited time to our affairs until the completion of a Business Combination.

Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummate a Business Combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of the Company’s directors, officers or employees.

There are no understandings or agreements regarding compensation our management will receive after a Business Combination that are required to be disclosed.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements or consulting agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following tables set forth certain information regarding beneficial ownership of our Common Stock by the following persons:

•	Each director and officer of the Company;

•	All of our directors and officers as a group; and

•	Each person who is known by us to beneficially own more than 5% of any class of our outstanding voting securities.

Beneficial ownership means sole and shared voting power or investment power with respect to a security.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted below, and subject to applicable property laws, to our knowledge each person has sole investment and sole voting power over the shares shown as beneficially owned by them. The following tables are based on 1,000,000 shares of Common Stock issued and outstanding as of March 30, 2012.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Kenneth A. Bloom(1) c/o BlueData Corporation 2700 Gateway Centre Blvd, Suite 600 Morrisville, NC 27560	500,000	50%
Common Stock	Deborah A. Bloom(2) c/o BlueData Corporation 2700 Gateway Centre Blvd, Suite 600 Morrisville, NC 27560	500,000	50%

Security Ownership of Management
Title of Class	Name and Address of Management	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Kenneth A. Bloom c/o BlueData Corporation 2700 Gateway Centre Blvd, Suite 600 Morrisville, NC 27560	500,000	50%
Common Stock	Deborah A. Bloom c/o BlueData Corporation 2700 Gateway Centre Blvd, Suite 600 Morrisville, NC 27560	500,000	50%
Common Stock	Officers and Directors as a Group (2 persons)	1,000,000	100%

(1) Kenneth A. Bloom serves as CEO, President and Director of the Company.

(2) Deborah A. Bloom serves as CFO, Secretary and Director of the Company.

We are unaware of any arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions.

On December 20, 2010 (inception), the Company issued 500,000 shares of its Common Stock to each of Kenneth Bloom and Deborah Bloom in exchange for $1,000. All shares were considered issued at their par value ($0.001 per share). With respect to the shares offered and sold to Kenneth A. Bloom and Deborah Bloom, the Company relied upon Section 4(2) and Regulation D of the Securities Act.

Kenneth Bloom and Deborah Bloom, the Company’s officers and directors, have advanced all expenses incurred by the Company, which includes only legal and accounting fees, resident agent fees, basic state and local fees and taxes. As of December 31, 2011, the total amount advanced to the Company was equal to $72,911. Of such amount, $1,000 was contributed as capital, and the remainder was treated as loans from Kenneth Bloom and Deborah Bloom. On a going forward basis, Kenneth Bloom and Deborah Bloom have committed to taking responsibility for all expenses incurred by the Company through the date of completion of a Business Combination described in Item 1 of this Form 10-K. The Promissory Note described in Item 7 of this Form 10-K permits the Company to call on Kenneth Bloom and Deborah Bloom, as the Lenders for additional funds as needed to cover operating expenses actually incurred by the Company. The Company’s management anticipates that the Promissory Note will provide the Company with sufficient funding to operate until its maturity date. However, because Kenneth Bloom and Deborah Bloom are both the Lenders and the Company’s only stockholders, directors and executive officers, it is possible that they would not cause the Company to call for additional funds under the Promissory Note if they, in their role as the Lenders were to make a determination that the Company’s current prospects do not warrant further funding. So long as the Company has no stockholders, executive officers or directors other than Kenneth Bloom and Deborah Bloom, a potential conflict of interest may exist with respect to the exercise of the Company’s rights and the enforcement of the Lenders’ obligations under the Promissory Note. In the event the Company does not call for additional funding under the Promissory Note due to the Lenders’ determination that their further funding of the Company is unwarranted, the Company could, in its discretion, seek additional funding from independent third parties.

Kenneth Bloom and Deborah Bloom are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Specifically, they currently serve as executive officers of Avenir. Kenneth Bloom and Deborah Bloom may face a conflict in selecting between the Company and their other business interests in connection with a Business Combination, but they have adopted a policy to address such potential sources of conflict. When evaluating a possible Target Business, Dr. and Mrs. Bloom will allocate such Target Business to the Company if the existing infrastructure of the Target Business would make it possible for such Target Business to be viable without an association with Avenir; otherwise, Dr. and Mrs. Bloom will allocate such Target Business to Avenir.

We utilize the office space and equipment of our stockholders at no cost. Management estimates such amounts to be immaterial.

Our officers and directors, who are also deemed to beneficially own 100% of Common Stock held by the stockholders, may actively negotiate for or otherwise consent to the disposition of any portion of our outstanding shares of Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the stockholders. However, it is probable that other stockholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our officers and directors will be provided. Also, such other stockholders, if any, will not be afforded an opportunity to approve or consent to the sale of the officers’ and directors’ shares of Common Stock in connection with a Business Combination. It is more likely than not that any sale of securities by our officers and directors to an acquisition candidate would be at a price substantially higher than that originally paid by the officers and directors. Any payment to the officers and directors in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of our officers or directors, or to any other promoter or affiliate, if any.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Friedman LLP (Friedman) is the Company’s independent registered public accounting firm.

Audit and Audit-Related Fees

The firm of Friedman acts as our principal accountant. The Company accrued $19,150 to Friedman during the period from January 1, 2011 to December 31, 2011 for its audit of our financial statements.

Tax Fees

There were no fees billed by Friedman for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

We were billed by Friedman $0 for other products and services for the fiscal year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

10.1	Form of Amended and Restated Grid Note

31.1	Certification of the Company’s Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2	Certification of the Company’s Principal Executive Officers and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s registration statement on Form 10-12G, as filed with the United States Securities and Exchange Commission on February 23, 2011 and incorporated herein by this reference.

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

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

Date: March 30, 2012

BLUEDATA CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011
AND FOR THE PERIOD FROM DECEMBER 20, 2010
(DATE OF INCEPTION) TO DECEMBER 31, 2011

Contents

Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Statements of Operations for the Year Ended December 31, 2011, with cumulative totals since inception (December 20, 2010) to December 31, 2010, and since inception to December 31, 2011	F-4

Statements of Changes in Stockholders’ (Deficiency) for the Period from Inception (December 20, 2010) through December 31, 2011	F-5

Statements of Cash Flows for the Year Ended December 31, 2011 with cumulative totals since inception (December 20, 2010) to December 31, 2010, and since inception to December 31, 2011	F-6

Notes to Financial Statements	F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

BlueData Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of BlueData Corporation (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2011 and the period December 20, 2010 (date of inception) to December 31, 2010 and the period December 20, 2010 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueData Corporation (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period December 20, 2010 (date of inception) to December 31, 2010 and from December 20, 2010 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's accumulated deficit and lack of capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, NJ

March 30, 2012

F-2

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Current assets
Cash	$125	$500
Total assets	$125	$500

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$8,015	$4,383
Accrued expenses	13,183	17,856
Note payable - officers	71,911	24,761
Total current liabilities	93,109	47,000

Stockholders' deficiency
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized, and 1,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(93,984)	(47,500)
Total Stockholders’ deficiency	(92,984)	(46,500)
Total liabilities and Stockholders’ deficiency	$125	$500

See notes to financial statements.

F-3

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the Year	Since Inception	Since Inception
	Ended December 31,	(December 20, 2010) to	(December 20, 2010) to
	2011	December 31, 2010	December 31, 2011
Operating expenses
Start-up cost	$-	$40,000	$40,000
General and administrative	44,051	7,500	51,551

Net loss from operations	$(44,051)	$(47,500)	$(91,551)

Interest Expense	2,433	0	2,433

Net loss	$(46,484)	$(47,500)	$(93,984)

Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.09)

Weighted average common shares outstanding - basic and diluted	1,000,000	1,000,000	1,000,000

See notes to financial statements.

F-4

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010)

TO DECEMBER 31, 2011

			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance at December 20, 2010 (date of inception)	-	$-	$-	$-

Common stock issued	1,000,000	1,000	-	1,000

Net loss for the period	-	-	(47,500)	(47,500)
Balance at December 31, 2010	1,000,000	$1,000	$(47,500)	$(46,500)

Net loss for the period	-	-	(46,484)	(46,484)
Balance at December 31, 2011	1,000,000	$1,000	$(93,984)	$(92,984)

See notes to financial statements.

F-5

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010) TO DECEMBER 31, 2011

	For the Year Ended December 31, 2011	Since Inception (December 20, 2010) through December 31, 2010	Total Cumulative Since Inception (December 20, 2010) Through December 31, 2011
Cash flows from operating activities
Net loss	$(46,484)	$(47,500)	$(93,984)
Changes in assets and liabilities
Accounts payable and accrued expenses	(1,041)	22,239	21,198
Net cash (used in) operating activities	(47,525)	(25,261)	(72,786)

Cash flows from financing activities
Proceeds of note payable - officers	47,150	24,761	71,911
Common stock issued	-	1,000	1,000
Net cash provided by financing activities	47,150	25,761	72,911

Net increase (decrease) in cash	(375)	500	125
Cash, beginning of period	500	-	-
Cash, end of period	$125	$500	$125

See notes to financial statements.

F-6

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  As a result of the initial year’s incurred loss, and 2011 losses, the deferred tax asset (net operating loss) has been fully reserved.

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

F-7

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period December 20, 2010 (date of inception) to December 31, 2011, and has an accumulated deficit of $93,984 as of December 31, 2011.  The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination, if at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - RELATED PARTY TRANSACTIONS

During the period from December 20, 2010 (date of inception) through December 31, 2011, the Company incurred expenses totaling $93,984. Of these amounts, $71,911 has been paid by drawing on a note to the officers of the Company and is included in Note Payable – Officers.

4 - NOTE PAYABLE - OFFICERS

On January 11, 2011, the Company entered into a Demand Grid Promissory Note Agreement with the officers of the Company for up to $100,000.  On April 6, 2011, the Company entered into an Amended and Restated Grid Note with the officers of the Company, which was further amended and restated on April 27, 2011, to increase the available borrowings from $100,000 to $250,000.  On September 30, 2011, the Company entered into a Third Amended and Restated Grid Note, which extended the maturity date of the note to September 30, 2012.  Payment on the Amended and Restated Grid Note includes interest payable annually (on each anniversary of the date of the issuance of the note) at a fixed rate of 5% with a balloon principal payment due at maturity along with any accrued and unpaid interest. Interest is accrued but will not be paid until such time as cash is available. This note is for payment of advances made by the officers for expenses of the Company.  Interest in the amount of $2,433 is accrued and unpaid in connection with advances under this note. Subsequent to December 31, 2011, the Company has drawn additional advances in the amount of $8,350 in connection with Note Payable – Officers.

F-8