Form 10-Q
period 2012-03-31
BLUEDATA Corp
filed 2012-05-15
CIK 1511863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, as of May 15, 2012, was 1,000,000.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 with cumulative totals since inception (unaudited)	2

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from Inception (December 20, 2010) through March 31, 2012 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception (December 20, 2010) through March 31, 2012 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	13

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4	MINE SAFETY DISCLOSURES	13

ITEM 5	OTHER INFORMATION	13

ITEM 6	EXHIBITS	14

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
Current assets
Cash	$36	$125
Total assets	$36	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$15,710	$8,015
Accrued expenses	10,648	13,183
Note payable - officers	80,261	71,911
Total current liabilities	106,619	93,109

Stockholders' deficiency
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, and 0 shares issued and outstanding		-
Common stock, par value $0.001 per share, 80,000,000 shares authorized, and 1,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(107,583)	(93,984)
Total Stockholders’ deficiency	(106,583)	(92,984)
Total liabilities and Stockholders’ deficiency	$36	$125

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the Three		Since Inception
	Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	(December 20, 2010 to March 31, 2012)
Operating expenses
Start-up cost	$-	$-	$40,000
General and administrative	12,634	7,207	64,185

Loss from operations	(12,634)	(7,207)	(104,185)
Interest Expense	965	350	3,398
Net Loss	$(13,599)	$(7,557)	$(107,583)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.11)

Weighted average common shares outstanding - basic and diluted	1,000,000	1,000,000	1,000,000

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010)

TO MARCH 31, 2012

(UNAUDITED)

			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance at December 20, 2010 (date of inception)	-	$-	$-	$-

Common stock issued	1,000,000	1,000	-	1,000

Net loss for the period	-	-	(47,500)	(47,500)
Balance at December 31, 2010	1,000,000	$1,000	$(47,500)	$(46,500)

Net loss for the period			(46,484)	(46,484)
Balance at December 31, 2011	1,000,000	$1,000	$(93,984)	(92,984)

Net loss for the period	-	-	(13,599)	(13,599)
Balance at March 31, 2012	1,000,000	$1,000	$(107,583)	$(106,583)

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010) TO MARCH 31, 2012

(UNAUDITED)

			Total Cumulative
			Since Inception
	For the Three	For the Three	(December 20, 2010
	Months Ended March 31, 2012	Months Ended March 31, 2011	through March 31, 2012)

Cash flows from operating activities
Net loss	$(13,599)	$(7,557)	$(107,583)
Changes in assets and liabilities
Accounts payable and accrued expenses	5,160	2,148	26,358
Net cash used in operating activities	(8,439)	(5,409)	(81,225)

Cash flows from financing activities
Proceeds of note payable - officers	8,350	4,950	80,261
Common stock issued	-	-	1,000
Net cash provided by financing activities	8,350	4,950	81,261

Net increase (decrease) in cash	(89)	(459)	36
Cash, beginning of period	125	500	-
Cash, end of period	$36	$41	$36

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

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

Basis of Presentation

The condensed interim financial statements contain unaudited information as of March 31, 2012 and for the cumulative period December 20, 2010 (inception) through March 31, 2012.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2011, included in our Form 10-K filed on March 30, 2012. In the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  As a result of the incurred losses in 2010 and 2011, and the first quarter 2012 loss, the deferred tax asset (net operating loss) has been fully reserved.

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

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period December 20, 2010 (date of inception) to March 31, 2012, and has an accumulated deficit of $107,583 as of March 31, 2012.  The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination, if at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - RELATED PARTY TRANSACTIONS

During the period from December 20, 2010 (date of inception) through March 31, 2012, the Company incurred expenses totaling $107,583. Of these amounts, $80,261 has been paid by drawing on a note to the officers of the Company and is included in Note Payable – Officers.

4 - NOTE PAYABLE - OFFICERS

On January 11, 2011, the Company entered into a Demand Grid Promissory Note Agreement with the officers of the Company for up to $100,000.  On April 6, 2011, the Company entered into an Amended and Restated Grid Note with the officers of the Company, which was further amended and restated on April 27, 2011, to increase the available borrowings from up to $100,000 to up to $250,000.  On September 30, 2011, the Company entered into a Third Amended and Restated Grid Note, which extended the maturity date of the note to September 30, 2012.  Payment on the Amended and Restated Grid Note includes interest payable annually (on each anniversary of the date of the issuance of the note) at a fixed rate of 5% with a balloon principal payment due at maturity along with any accrued and unpaid interest. Interest is accrued but will not be paid until such time as cash is available. This note is for payment of advances made by the officers for expenses of the Company.  Advances that were made by the officers through March 31, 2012 amounted to $80,261.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The Company was incorporated in the State of Delaware on December 20, 2010.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.  We have no full-time employees and do not own or lease any property.

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

Liquidity

To date, we have funded our operations through loans from our officers pursuant to that certain Third Amended and Restated Grid Note, dated as of September 30, 2011, made by the Company in favor of Kenneth Bloom and Deborah Bloom (the “Lenders”), in the principal amount of up to $250,000 (the “Promissory Note”).   Advances under the Promissory Note are payable on September 30, 2012 and currently amount to $80,261.  Interest on the unpaid principal balance of the Promissory Note is payable annually in arrears at a rate of 5% per annum.  Under the terms of the Promissory Note, the Company may, in its discretion, call on the Lenders to provide additional funds necessary to cover the operating costs of the Company.  In light of the fact that the Lenders are the Company’s only stockholders and serve as its executive officers and directors, the Company may decide not to call on the Lenders to provide additional funds if the Lenders make a determination that the Company’s current prospects do not warrant further funding.

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

Results of Operations

Since our inception, we have not engaged in any activities other than in connection with our organization, the preparation and filing of our registration statement on Form 10 and the preparation and filing of Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.  We have not generated any revenues to date.  We do not expect to engage in any activities, other than seeking to identify a target business, unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.  Because we have not engaged in any operating activity, inflation has not had, and we do not currently expect it to have, any material effect on our net sales, revenues or income from continuing operations.

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

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting as of December 31, 2011identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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
Date: May 15, 2012

