Form 10-Q
period 2012-09-30
BLUEDATA Corp
filed 2012-11-09
CIK 1511863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.    000-54281

BLUEDATA CORPORATION

 (Exact Name of Registrant As Specified In Its Charter)

Delaware	27-4346830
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2700 Gateway Centre Blvd, Morrisville, NC 27560

 (Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code            (919) 882-0200

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, as of November 9, 2012, was 1,000,000.

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

PART I

FINANCIAL INFORMATION

 Item 1.  Financial Statements

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
Current assets
Cash	$221	$125
Total assets	$221	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$7,866	$8,015
Accrued expenses	11,275	13,183
Note payable - officers	105,271	71,911
Total current liabilities	124,412	93,109

Stockholders' deficiency
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized, and 1,000,000 shares issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(125,191)	(93,984)
Total Stockholders’ deficiency	(124,191)	(92,984)
Total liabilities and Stockholders’ deficiency	$221	$125

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine	Since Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(December 20, 2010
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012)
Operating expenses
Start-up cost	$-	$-	$-	$-	$40,000
General and administrative	9,759	8,333	28,116	31,202	79,666

Loss from operations	(9,759)	(8,333)	(28,116)	(31,202)	(119,666)
Interest Expense	1,120	755	3,091	1,610	5,525
Net Loss	$(10,879)	$(9,088)	$(31,207)	(32,812)	$(125,191)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.12)

Weighted average common shares outstanding - basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010)

TO SEPTEMBER 30, 2012

(UNAUDITED)

			Accumulated Deficit
			During
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance at December 20, 2010 (date of inception)	-	$-	$-	$-

Common stock issued	1,000,000	1,000	-	1,000

Net loss for the period	-	-	(47,500)	(47,500)
Balance at December 31, 2010	1,000,000	$1,000	$(47,500)	$(46,500)

Net loss for the year			(46,484)	(46,484)
Balance at December 31, 2011	1,000,000	$1,000	$(93,984)	(92,984)

Net loss for the period	-	-	(31,207)	(31,207)
Balance at September 30, 2012	1,000,000	$1,000	$(125,191)	$(124,191)

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2010) TO SEPTEMBER 30, 2012

(UNAUDITED)

			Total Cumulative
	For the Nine	For the Nine	Since Inception
	Months Ended	Months Ended	(December 20, 2010
	September 30, 2012	September 30, 2011	through September 30, 2012)

Cash flows from operating activities
Net loss	$(31,207)	$(32,812)	$(125,191)
Changes in assets and liabilities
Accounts payable and accrued expenses	(2,057)	(7,315)	19,141
Net cash used in operating activities	(33,264)	(40,127)	(106,050)

Cash flows from financing activities
Proceeds of note payable - officers	33,360	40,050	105,271
Common stock issued	-	-	1,000
Net cash provided by financing activities	33,360	40,050	106,271

Net increase (decrease) in cash	96	(77)	221
Cash, beginning of period	125	500	-
Cash, end of period	$221	$423	$221

See notes to condensed financial statements.

BLUEDATA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

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

Basis of Presentation

The condensed interim financial statements contain unaudited information as of September 30, 2012 and for the cumulative period December 20, 2010 (inception) through September 30, 2012.  The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended December 31, 2011, included in our Form 10-K filed on March 30, 2012. In the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.  As a result of the incurred losses in 2010 and 2011, and the nine months ended September 30, 2012, the deferred tax asset (net operating loss) has been fully reserved.

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

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period December 20, 2010 (date of inception) to September 30, 2012, and has an accumulated deficit of $125,191 as of September 30, 2012.  The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes a Business Combination, if at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - RELATED PARTY TRANSACTIONS

During the period from December 20, 2010 (date of inception) through September 30, 2012, the Company incurred expenses totaling $125,191. Of these amounts, $105,271 has been paid by drawing on a note to the officers of the Company and is included in Note Payable – Officers.

4 - NOTE PAYABLE - OFFICERS

On January 11, 2011, the Company entered into a Demand Grid Promissory Note Agreement with the officers of the Company for up to $100,000.  On April 6, 2011, the Company entered into an Amended and Restated Grid Note with the officers of the Company, which was further amended and restated on April 27, 2011, to increase the available borrowings from up to $100,000 to up to $250,000.  On September 30, 2011, the Company entered into a Third Amended and Restated Grid Note, which extended the maturity date of the note to September 30, 2012.  On September 28, 2012, the Company entered into a Fourth Amended and Restated Grid Note, which extended the maturity date of the note to September 30, 2013. Payment on the Amended and Restated Grid Note includes interest payable annually (on each anniversary of the date of the issuance of the note) at a fixed rate of 5% with a balloon principal payment due at maturity along with any accrued and unpaid interest. Interest is accrued but will not be paid until such time as cash is available. This note is for payment of advances made by the officers for expenses of the Company.  Advances that were made by the officers through September 30, 2012 amounted to $105,271.

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

Liquidity

To date, we have funded our operations through loans from our officers pursuant to that certain Fourth Amended and Restated Grid Note, dated as of September 28, 2012, made by the Company in favor of Kenneth Bloom and Deborah Bloom (the “Lenders”), in the principal amount of up to $250,000 (the “Promissory Note”).   Advances under the Promissory Note, which are payable on September 30, 2013, amounted to $105,271 on September 30, 2012.   Interest on the unpaid principal balance of the Promissory Note is payable annually in arrears at a rate of 5% per annum.  Under the terms of the Promissory Note, the Company may, in its discretion, call on the Lenders to provide additional funds necessary to cover the operating costs of the Company.  In light of the fact that the Lenders are the Company’s only stockholders and serve as its executive officers and directors, the Company may decide not to call on the Lenders to provide additional funds if the Lenders make a determination that the Company’s current prospects do not warrant further funding.

 The directors and officers of the Company will analyze potential Business Combinations at no cost to the Company. However, the Company will incur costs associated with filing Exchange Act reports, identifying target businesses and analyzing and negotiating the terms of potential Business Combinations.  Our management anticipates that out-of-pocket expenses will be approximately $30,000 to $40,000 annually to file its Exchange Act reports prior to the completion of a Business Combination and $75,000 to $100,000 to identify target businesses and to analyze and negotiate the terms of potential Business Combinations.  It is expected that the amounts available to the Company under the Promissory Note will be sufficient to fund the Company’s operations until the note matures on September 30, 2013.

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

Going Concern Consideration

Our auditors have issued a “going concern” opinion with regard to our financial statements for the year ended December 31, 2011. The Company has relied upon loans from its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to commence operations or generate operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

10.1	Form of Amended and Restated Grid Note.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2012

